Form 10QSB
period 2001-06-30
CALIPER ACQUISITION CORP
filed 2001-08-08
CIK 1107572

SECURITIES  AND  EXCHANGE  COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB
(Mark  One)
[X]   QUARTERLY  REPORT  UNDER  SECTION  13  OR  15(d)
      OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

                         For the quarterly period ended
                                  June 30, 2001
or

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

Class                        Outstanding  at  June  30,  2001
Common  Stock,
par  value  $0.0001          5,000,000

                   PART  I  --  FINANCIAL  INFORMATION


ITEM  1.  FINANCIAL  STATEMENTS

                         CALIPER ACQUISITION CORPORATION
                          (A Development Stage Company)
                               As of June 30, 2001
                                   (Unaudited)

                               ASSETS

Cash                                   $  500
                                       -------
TOTAL  ASSETS                          $  500
                                       =======

LIABILITIES  AND  STOCKHOLDER'S  EQUITY

LIABILITIES                            $  _
                                       -------
STOCKHOLDER'S  EQUITY

Preferred  Stock,  $.0001  par  value,
20,000,000  shares  authorized,
none  issued  and  outstanding            _
Common  Stock,  $.0001  par  value,
100,000,000  shares  authorized,
5,000,000  issued  and  outstanding      500
Additional  paid_in  capital             535
Deficit  accumulated  during
development  stage                      (535)
                                       -------
Total  Stockholder's  Equity             500
                                       -------
TOTAL  LIABILITIES  AND
   STOCKHOLDER'S  EQUITY               $ 500
                                       =======

See  accompanying  notes  to  financial  statements

                         CALIPER ACQUISITION CORPORATION
                          (A Development Stage Company)
                             Statement of Operations
                                   (Unaudited)


             For  the      For  the      For  the    For  the   March24,
             Six  Months   Six  Months   3-Months    3-Months   1999
             Ended         Ended         Ended       Ended      (Inception)
             June  30,     June 30,      June 30,    June 30,   to  June  30,
             2001          2000          2001        2000       2001


Income         $    -       $  -         $  -        $  -       $  -

Expenses
  Organization
    expense         -          -            -           -          535
               -------     -------     -------     -------     --------

Total  expenses     -          -            -           -          535
               -------     -------     -------     -------     --------
NET  LOSS           -          -            -           -         (535)
               =======     =======     =======     =======     ========


                 See accompanying notes to financial statements

                         CALIPER ACQUISITION CORPORATION
                          (A Development Stage Company)
                  Statement of Changes in Stockholder's Equity
                 For the Period From March 24, 1999 (Inception)
                                To June 30, 2001
                                   (Unaudited)



                                                        Deficit
                                                        Accumulated
                   Common  Stock           Additional   During
                   Issued                  Paid-In      Development
                   Shares       Amount     Capital      Stage          Total

Common  Stock
  Issuance         5,000,000    $  500     $  -         $   -          $  500

Fair  value  of
expenses  contributed   -           -         535           -             535

Net  loss  for
the  periods  ended:

December  31,  1999      -           -          -           (535)        (535)
December  31,  2000      -           -          -             -            -
June  30,  2001          -           -          -             -            -

BALANCE  AT
June  30,  2001    5,000,000     $  500      $535        $  (535)        $ 500


                 See accompanying notes to financial statements

                         CALIPER ACQUISITION CORPORATION
                          (A Development Stage Company)
                            Statements of Cash Flows
                                    Unaudited

                             January 1, 2001     January 1, 2000    March 24, 1999
                             to                  to                 (Inception) to
                             June  30, 2001      June 30, 2000      June 30, 2001

CASH  FLOWS  FROM  OPERATING
    ACTIVITIES:
Net  loss                    $      -              $  -                $    (535)
 Adjustment  to  reconcile
 net loss  to  net  cash
 used  by  operating  activities

 Contributed  expenses              -                 -                     535
                              ----------           ------------        ----------
 Net  cash  used  in  operating
  activities                        -                 -                      -
                              ----------           ------------        ----------
CASH  FLOWS  FROM  INVESTING
 ACTIVITIES                         -                 -                      -
                              ----------           ------------        ----------
CASH  FLOWS  FROM  FINANCING  ACTIVITIES:

Proceeds  from  issuance  of
 common  stock                      -                 -                     500
                              ----------           ------------        ----------
Net  cash  provided  by
 financing  activities              -                 -                     500
                              ----------           ------------        ----------
INCREASE  IN  CASH  AND  CASH
 EQUIVALENTS                        -                 -                     500
CASH  AND  CASH  EQUIVALENTS
 BEGINNING  OF  PERIOD              500              500                    -
                              ----------            -----------        ----------
CASH  AND  CASH  EQUIVALENTS
  END  OF PERIOD               $    500              500                $   500
                              ==========            ===========      ===========

            See  accompanying  notes  to  financial  statement.

NOTE  1  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

A.  Organization  and  Business  Operations

     Caliper Acquisition Corporation (a development stage company) ("the Company") was incorporated in Delaware on March 24, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At June 30, 2001 the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation. The Company's fiscal year end is December 31.

     The Company's ability to commence operations is contingent upon its ability to enter into a business combination with a prospective target business. See
Note  5.

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

D.  Income  Taxes

     The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ending June 30, 2001.

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

        C.  Additional  Paid-In  Capital

     Additional paid-in capital at June 30, 2001 represents the fair value of the amount of organization and professional costs incurred by TPG on behalf of the Company. (See Note 3)

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

NOTE  5  POTENTIAL  TARGET  COMPANY

      TPG Capital Corporation has had preliminary discussions with a potential target company which TPG Capital Corporation may present to the Company for consideration for a business combination. TPG Capital Corporation has not yet made such recommendation and cannot predict when it will do so, if at all.


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

      TPG Capital Corporation has had preliminary discussions with a potential target company which TPG Capital Corporation may present to the Company for consideration for a business combination. TPG Capital Corporation has not yet made such recommendation and cannot predict when it will do so, if at all.

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

CALIPER  ACQUISITION  CORPORATION

By:      /s/  James  M.  Cassidy
        President

Dated:  August  1,  2001