Form 10QSB
period 2001-09-30
CALIPER ACQUISITION CORP
filed 2001-11-14
CIK 1107572

SECURITIES AND EXCHANGE COMMISSION
              Washington, D.C.  20549

                    FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended
                 September 30, 2001
or

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

Class             Outstanding at September 30, 2001
Common Stock,
par value $0.0001           5,000,000

                   PART I -- FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

            CALIPER ACQUISITION CORPORATION
             (A Development Stage Company)
                As of September 30, 2001
                      (Unaudited)

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
                                  =======

See accompanying notes to financial statements

               CALIPER ACQUISITION CORPORATION
                (A Development Stage Company)
                   Statement of Operations
                         (Unaudited)

             For the      For the      For the     For the    March24,
             Nine Months  Nine Months  3-Months    3-Months   1999
             Ended        Ended        Ended       Ended      (Inception)
             Sept 30,     Sept 30,     Sept 30,    Sept 30,   to Sept 30,
             2001         2000         2001        2000       2001

Income       $    -       $  -         $  -        $  -       $  -

Expenses
  Organization
    expense       -          -            -           -          535
               -------     -------     -------     -------     -------

Total expenses    -          -            -           -          535
               -------     -------     -------     -------     -------
NET LOSS          -          -            -           -         (535)
               =======     =======     =======     =======     =======

                See accompanying notes to financial statements

                        CALIPER ACQUISITION CORPORATION
                         (A Development Stage Company)
                 Statement of Changes in Stockholder's Equity
                For the Period From March 24, 1999 (Inception)
                             To September 30, 2001
                                 (Unaudited)

                                                       Deficit
                                                       Accumulated
                   Common Stock           Additional   During
                   Issued                 Paid-In      Development
                   Shares       Amount    Capital      Stage          Total

Common Stock
  Issuance         5,000,000    $ 500     $  -         $   -          $ 500

Fair value of
expenses contributed   -           -         535           -            535

Net loss for the periods ended:

December 31, 1999      -           -          -           (535)        (535)
December 31, 2000      -           -          -             -            -
September 30, 2001     -           -          -             -            -

BALANCE AT
Sept 30, 2001      5,000,000     $ 500      $535        $ (535)        $ 500

             See accompanying notes to financial statements

                    CALIPER ACQUISITION CORPORATION
                     (A Development Stage Company)
                        Statements of Cash Flows
                               Unaudited

                           January 1, 2001     January 1, 2000    March 24, 1999
                           to                  to                 (Inception) to
                           Sept 30, 2001       Sept 30, 2000      Sept 30, 2001

CASH FLOWS FROM OPERATING
    ACTIVITIES:
Net loss                    $      -             $  -                $    (535)
 Adjustment to reconcile net
 loss to net cash
 used by operating activities

 Contributed expenses              -                 -                     535
                              ----------          ------------        ----------
 Net cash used in operating
  activities                        -                 -                        -
                              ----------          ------------        ----------
CASH FLOWS FROM INVESTING
 ACTIVITIES                         -                 -                        -
                              ----------           ------------       ----------
CASH FLOWS FROM FINANCING  ACTIVITIES:

Proceeds from issuance of
 common stock                       -                  -                    500
                             ----------             ------------       ----------
Net cash provided by
 financing activities               -                   -                   500
                             ----------             ------------       ----------
INCREASE IN CASH AND CASH
 EQUIVALENTS                        -                   -                   500
CASH AND CASH EQUIVALENTS
 BEGINNING OF PERIOD              500                   500                 -
                             ----------              -----------       ----------
CASH AND CASH EQUIVALENTS
  END OF PERIOD               $   500                   500              $  500
                             ==========               ==========       ===========

            See accompanying notes to financial statement.

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  Organization and Business Operations

     Caliper Acquisition Corporation (a development stage company) ("the Company") was incorporated in Delaware on March 24, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At September
30, 2001 the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation. The Company's fiscal year end is December 31.

     The Company's ability to commence operations is contingent upon its ability to enter into a business combination with a prospective target business. [See
Note 5.]

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

D.  Income Taxes

     The Company accounts for income taxes under the Financial Accounting Standards Board of Financial
Accounting Standards No. 109, "Accounting for Income
Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ending September 30, 2001.

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

        C.  Additional Paid-In Capital

     Additional paid-in capital at September 30, 2001 represents the fair value of the amount of organization and professional costs incurred by TPG on behalf of the Company. (See Note 3)

NOTE 3  AGREEMENT

     On March 24, 1999, the Company signed an agreement with TPG, a related entity (See Note 4).
The agreement calls for TPG to provide the following services, without reimbursement from the Company, until the Company enters into a business combination as described in Note 1A:

        1.  Preparation and filing of required
documents with the Securities and Exchange
Commission.

       2.  Location and review of potential target
companies. [See Note 5.]

       3. Payment of all corporate, organizational, and other costs incurred by the Company.

NOTE 4  RELATED PARTIES

     Legal counsel to the Company is a firm owned by a director of the Company who also owns a controlling interest in the outstanding stock of TPG.
(See Note 3)

NOTE 5 POTENTIAL TARGET COMPANY

      The Company is in discussions concerning the acquisition of a controlling interest in the equity of a medical technology company. The Company cannot foresee what the final results of the discussions will be and whether, in fact, this transaction will be effected.

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

      The Company is in discussions concerning the acquisition of a controlling interest in the equity of a medical technology company. The Company cannot foresee what the final results of the discussions will be and whether, in fact, this transaction will be effected.


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

Dated: November 14, 2001