Form 10KSB
period 2001-12-31
CALIPER ACQUISITION CORP
filed 2002-04-12
CIK 1107572

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-KSB
(Mark One)
[X]          ANNUAL REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended
                        December 31, 2001
   OR
[  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR
           15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the transition period from               to

                 Commission file number  0-29695

                        INJET CORPORATION
       (Exact name of small business issuer in its charter)

                 CALIPER ACQUISITION CORPORATION
      (Former name of small business issuer in its charter)

       Delaware                                  52-2217568
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)               Identification No.)

           1504 R Street, N.W., Washington, D.C. 20009
       (Address of principal executive offices)  (zip code)

       Issuer's Telephone Number:     202/387-5400


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

Class                               Outstanding at December 31, 2001

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

     On January 7, 2002, in anticipation of an acquisition of a majority interest in Vapotronics, Inc., San Diego, California, the Company changed its name to Injet Corporation. As of the date of this report, no final agreements have been entered into in regard to Vapotronics, Inc. and the Company is unclear if negotiations will continue or, if negotiations do continue, what the result will be.

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

     There is currently no public market for the Company's securities.

     Following a business combination, a target company will normally wish to cause the Company's common stock to trade in one or more
United States securities markets. The target company may elect to take the steps required for such admission to quotation following the business combination or at some later time.

     At such time as it qualifies, the Company may choose to apply for quotation of its securities on the NASD OTC Bulletin Board.

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

     As such time as it qualifies, the Company may choose to apply for quotation of its securities on the Nasdaq SmallCap Market.

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

     In general there is greatest liquidity for traded securities on the Nasdaq SmallCap Market and less on the NASD OTC Bulletin Board. It is not possible to predict where, if at all, the securities of the Company will be traded following a business combination.

     During the past three years, the Company has sold securities which were not registered as follows:

                                         Number of
     Date             Name               Shares         Consideration

 March 25, 1999      TPG Capital        5,000,000        $500
                    Corporation(1)
     ________

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

Item 7.  Financial Statements

     The financial statements for the year ended December 31, 2001 are attached to this filing.

Item 8.   Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure

     There were no changes in or disagreements with accountants on accounting and financial disclosure for the period covered by this report.


                               PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act

     The Directors and Officers of the Company are as follows:

  Name              Age            Positions and Offices Held

 James M. Cassidy    66             President, Secretary, Director

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

     On June 4, 2001, without admitting or denying any wrongdoing, James M. Cassidy, the sole director and executive officer of the Company, and TPG Capital Corporation, a corporation controlled by Mr. Cassidy, consented to the issuance of an order by the Securities and Exchange Commission to cease and desist from committing or causing any violation and any future violation of Section 10(b) of the Securities Exchange Act of 1934 ("1934 Act") and Rule 10b-5 thereunder and from causing any violation and future violation of Section 13(a) of the 1934 Act and Rules 13a-13 and 12b-20 thereunder in connection with arranging reverse mergers between reporting companies that they controlled and issuers facing possible delisting from the NASD OTC Bulletin Board.

     Specifically, the Securities and Exchange Commission said that Mr. Cassidy and TPG had filed amended registration statements for five reporting companies that wrongly stated that the companies were not engaged at that time in negotiations with specific entities regarding a possible business combination. Three of these companies also filed periodic reports under the 1934 Act, which the Securities and Exchange Commission said wrongly stated that they were not engaged at that time in merger negotiations. TPG Capital Corporation also agreed to consent, without admitting or denying any wrongdoing, to the payment of a civil penalty.

     These actions did not involve the Company.

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

     No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees. Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of December 31, 2001, each person known by the Company to be the beneficial owner of five percent or more of the Company's common stock and the director and officer of the Company. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

     Name and Address              Amount of Beneficial        Percent of
     of Beneficial Owner                Ownership              Outstanding
                                                                  Stock
     --------------------             ------------           -----------
     TPG Capital Corporation            5,000,000                 100%
     1504 R Street, N.W.
     Washington, D.C. 20009

     James M. Cassidy(1)                 5,000,000                100%
     1504 R Street, N.W.
     Washington, D.C. 20009

     All Executive Officers and
     Directors as a Group
     (1 Person)                           5,000,000                100%


(1) Mr. Cassidy is the sole director and controlling shareholder of TPG Capital Corporation and is therefore considered the beneficial owner of the shares of common stock owned by it.

Item 12.  Certain Relationships and Related Transactions

     On March 25, 1999, the Company issued a total of 5,000,000 shares of Common Stock to the following entity for a total of $500 in cash:

                                  Number of                Total
     Name                           Shares              Consideration
     ----------------            ----------               --------------

 TPG Capital Corporation           5,000,000               $500

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

Item 13.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

     (b) There were no reports on Form 8-K filed by the Company during the quarter ended December 31, 2001.


                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            INJET CORPORATION


                         By:   /s/ James M. Cassidy
                                   James M. Cassidy, President

Dated: April 10, 2002


     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                          OFFICE              DATE

/s/ James M. Cassidy          Director            April 10, 2002




INJET CORPORATION
(FORMERLY CALIPER ACQUISITION CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2001

                         INJET CORPORATION
             (FORMERLY CALIPER ACQUISITION CORPORATION)
                   (A DEVELOPMENT STAGE COMPANY)



                              CONTENTS



PAGE    1   INDEPENDENT AUDITORS' REPORT

PAGE    2   BALANCE SHEET AS OF DECEMBER 31, 2001

PAGE    3   STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
            DECEMBER 31, 2001 AND 2000 AND FOR THE PERIOD FROM
            MARCH 24, 1999 (INCEPTION) TO DECEMBER 31, 2001

PAGE   4    STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY FOR
            THE PERIOD FROM MARCH 24, 1999 (INCEPTION) TO
            DECEMBER 31, 2001

PAGE   5    STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
            DECEMBER 31, 2001 AND 2000 AND FOR THE PERIOD FROM
            MARCH 24, 1999 (INCEPTION) TO DECEMBER 31, 2001

PAGES  6 - 9  NOTES TO FINANCIAL STATEMENTS AS OF DECEMBER 31,
              2001

                    INDEPENDENT AUDITORS' REPORT

To the Board of Directors of:
Injet Corporation
(Formerly Caliper Acquisition Corporation)
(A Development Stage Company)

We have audited the accompanying balance sheet of Injet Corporation (formerly Caliper Acquisition Corporation) (a development stage company) as of December 31, 2001 and the related statements of operations, changes in stockholder's equity and cash flows for the years ended December 31, 2001 and 2000 and for the period from March 24, 1999 (inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Injet Corporation
(a development stage company) as of December 31, 2001, and the results of its operations and its cash flows for the for the years ended
December 31, 2001 and 2000 and for the period from March 24, 1999 (inception) to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.


WEINBERG & COMPANY, P.A.


Boca Raton, Florida
February 7, 2002

                         INJET CORPORATION
             (FORMERLY CALIPER ACQUISITION CORPORATION)
                   (A DEVELOPMENT STAGE COMPANY)
                            BALANCE SHEET
                        AS OF DECEMBER 31, 2001



                               ASSETS
  Cash                                            $2,022

  TOTAL ASSETS                                    $2,022
  ---------------                               ---------



                LIABILITIES AND STOCKHOLDER'S EQUITY

   LIABILITIES                                     $-
                                                ---------
   STOCKHOLDER'S EQUITY

   Preferred Stock, $.0001 par value,
    20,000,000 shares authorized,
    none issued and outstanding                     -
  Common Stock, $.0001 par value,
    100,000,000 shares authorized,
    5,000,000 issued and outstanding                 500
  Additional paid-in capital                        2,095
  Deficit accumulated during development stage       (573)
                                                  ---------
  Total Stockholder's Equity                        2,022
                                                  ---------
  TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY       $2,022
                                                  ---------

             See accompanying notes to financial statements.
                                 2

                         INJET CORPORATION
             (FORMERLY CALIPER ACQUISITION CORPORATION)
                   (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF OPERATIONS

                                                        For the Period
                                                             From
                            For the Year   For the Year   March 24, 1999
                               Ended           Ended      (Inception) to
                            December 31,   December 31,   December 31,
                                2001           2000           2001
                            ------------   ------------   -------------

  Income                       $  -            $  -            $  -

  Expenses
    Administrative expenses       38              -              573
                            ------------   ------------   -------------

     Total expenses               38              -              573
                            ------------   ------------   -------------
  NET LOSS                     $ (38)          $  -            $(573)
                            ------------   ------------   -------------



                  See accompanying notes to financial statements.
                                     3

                              INJET CORPORATION
                 (FORMERLY CALIPER ACQUISITION CORPORATION)
                         (A DEVELOPMENT STAGE COMPANY)
               STATEMENT OF CHANGES IN STOCKERHOLDER'S EQUITY
                FOR THE PERIOD FROM MARCH 24, 1999 (INCEPTION)
                              TO DECEMBER 31, 2001


                                                       Accumulated
                                           Additional    During
                   Common Stock Issued      Paid-In     Development
                    Shares      Amount      Capital       Stage        Total
                    -------     ------      -------      --------     ------

Common Stock
   Issuance        5,000,000    $  500       $  -         $  -        $  500

Fair value of
  expenses
  contributed          -            -           535           -           535

Capital
  contribution         -            -         1,560           -         1,560

Net loss for the
   years ended:
  December 31, 1999    -            -            -            (535)      (535)
  December 31, 2000    -            -            -             -           -
  December 31, 2001    -            -            -             (38)       (38)
                    -------      ------       -------       --------     ------
BALANCE AT DECEMBER
   31, 2001         5,000,000    $  500       $2,095        $  (573)     $2,022
                    -------      ------       -------        --------    ------


                     See accompanying notes to financial statements.

                              INJET CORPORATION
                 (FORMERLY CALIPER ACQUISITION CORPORATION)
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CASH FLOWS

                                                        For the Period
                                                             From
                            For the Year   For the Year   March 24, 1999
                               Ended           Ended      (Inception) to
                            December 31,   December 31,   December 31,
                                2001           2000           2001
                            ------------   ------------   -------------

CASH FLOWS FROM OPERATING
     ACTIVITIES:

Net loss                       $  (38)         $   -         $   (573)
Adjustment to reconcile
  net loss to net cash used
  in operating activities

  Contributed expenses             -               -              535
                            ------------   ------------   -------------
  Net Cash Used in
     Operating Activities          (38)            -              (38)
                            ------------   ------------   -------------

CASH FLOWS FROM INVESTING
      ACTIVITIES:                  -               -              -
                            ------------   ------------   -------------
CASH FLOWS FROM FINANCING
      ACTIVITIES:

   Proceeds from capital
     contributions              1,560              -           1,560
   Proceeds from issuance
     of common stock               -               -             500
                            ------------   ------------   -------------
    Net Cash Provided By
       Financing Activities     1,560              -           2,060
                            ------------   ------------   -------------

INCREASE IN CASH AND CASH
      EQUIVALENTS               1,522              -           2,022

CASH AND CASH EQUIVALENTS--
      BEGINNING OF PERIOD         500             500             -
                            ------------   ------------   -------------
CASH AND CASH EQUIVALENTS--
      END OF PERIOD           $  2,022      $     500       $  2,022
                            ------------   ------------   -------------

                    See accompanying notes to financial statements.

                              INJET CORPORATION
                 (FORMERLY CALIPER ACQUISITION CORPORATION)
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2001


NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Organization and Business Operations

Injet Corporation (a development stage company) (the "Company") was incorporated in Delaware on March 24, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At December 31, 2001, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation. The Company's fiscal year end is December 31.

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

(D) Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the years ended December 31, 2001 and 2000.

(E) New Accounting Pronouncements

The Financial Accounting Standards Board has recently issued several new Statements of Financial Accounting Standards. Statement No. 141, "Business Combinations" supersedes APB Opinion 16 and various related pronouncements. Pursuant to the new guidance in Statement No. 141, all business combinations must be accounted for under the purchase method of accounting; the pooling-of-interests method is no longer permitted. SFAS 141 also establishes new rules concerning the recognition of goodwill and other intangible assets arising in a purchase business combination and requires disclosure of more information concerning a business combination in the period in which it is completed. This statement is generally effective for business combinations initiated on or after July 1, 2001.

Statement No. 142, "Goodwill and Other Intangible Assets" supercedes
APB Opinion 17 and related interpretations. Statement No. 142 establishes new rules on accounting for the acquisition of intangible assets not acquired in a business combination and the manner in which goodwill and all other intangibles should be accounted for subsequent to their initial recognition in a business combination accounted for under SFAS
No. 141. Under SFAS No. 142, intangible assets should be recorded at fair value. Intangible assets with finite useful lives should be amortized over such period and those with indefinite lives should not be amortized.
All intangible assets being amortized as well as those that are not, are both subject to review for potential impairment under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 142 also requires that goodwill arising in a business combination should not be amortized but is subject to impairment testing at the reporting unit level to which the goodwill was assigned to at the date of the business combination.

SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and must be applied as of the beginning of such year to all goodwill and other intangible assets that have already been recorded in the balance sheet as of the first day in which SFAS No. 142 is initially applied, regardless of when such assets were acquired. Goodwill acquired in a business combination whose acquisition date is on or after July 1, 2001, should not be amortized, but should be reviewed for impairment pursuant to SFAS No. 121, even though SFAS No. 142 has not yet been adopted. However, previously acquired goodwill should continue to be amortized until SFAS No. 142 is first adopted.

Statement No. 143 "Accounting for Asset Retirement Obligations" establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other type of disposal of long-lived tangible assets arising from the acquisition, construction, or development and/or normal operation of such assets.
SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged.

The adoption of these pronouncements will not have a material effect on the Company's financial position or results of operations.

NOTE 2   STOCKHOLDER'S EQUITY

(A) Preferred Stock

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

(C) Additional Paid-In Capital

Additional paid-in capital at December 31, 2001 represents $1,560 contributed to the Company by TPG in 2001 and the fair value of the organization and professional costs incurred by TPG on behalf of the Company amounting to $535 in 1999 (See Note 3).

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

NOTE 4    RELATED PARTIES

Legal counsel to the Company is a firm owned by a director of the Company who also owns a controlling interest in the outstanding stock of TPG (See Note 3).

NOTE 5    SUBSEQUENT EVENTS

On January 7, 2002, in anticipation of an acquisition of a majority interest in Vapotronics, Inc., a California corporation, the Company changed its name to Injet Corporation. As of the date of this report, no final agreements have been entered into in regard to Vapotronics, Inc. and the Company is unclear if negotiations will continue or, if negotiations do continue, what the result will be.