Form 10QSB
period 2002-03-31
CALIPER ACQUISITION CORP
filed 2002-05-15
CIK 1107572

SECURITIES AND EXCHANGE COMMISSION
              Washington, D.C.  20549

                    FORM 10-QSB
(Mark One)
[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended
                   March 31, 2002
or

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR
       15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from  to

          Commission file number   0-29695

                 INJET CORPORATION
    Exact Name of registrant as specified in its charter)

          CALIPER ACQUISITION CORPORATION
            (Former name of registrant)

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

Class             Outstanding at March 31, 2002
Common Stock,
par value $0.0001             5,000,000

                   PART I -- FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                 INJET CORPORATION
           (A Development Stage Company)
                As of March 31, 2002
                    (Unaudited)

                       ASSETS

Cash                              $  2,022
                                   --------
TOTAL ASSETS                      $  2,022
                                   ========

LIABILITIES AND STOCKHOLDER'S EQUITY

LIABILITIES                       $  -
                                    -------
STOCKHOLDER'S EQUITY

Preferred Stock, $.0001 par value,
20,000,000 shares authorized,
none issued and outstanding           -
Common Stock, $.0001 par value,
100,000,000 shares authorized,
5,000,000 issued and outstanding       500
Additional paid-in capital           2,095
Deficit accumulated during
development stage                     (573)
                                     -------
Total Stockholder's Equity           2,022
                                     -------
TOTAL LIABILITIES AND
   STOCKHOLDER'S EQUITY             $2,022
                                    =======

See accompanying notes to financial statements

                   INJET CORPORATION
               (A Development Stage Company)
                  Statement of Operations
                        (Unaudited)

             For the three   For the three  March24,1999
             Months Ended    Months ended   (Inception)to
             March 31,2002   March 31,2001  March 31,2002

Income       $    -            $  -           $  -

Expenses
  Organization
    expense         -               -            573
              ----------       --------         --------

Total expenses     -               -             573
              ----------       --------         -------
NET LOSS           -               -            (573)
               =========       ========         =======

       See accompanying notes to financial statements

                     INJET CORPORATION
               (A Development Stage Company)
        Statement of Changes in Stockholder's Equity
       For the Period From March 24, 1999 (Inception)
                     To March 31, 2002
                        (Unaudited)

                                                       Deficit
                                                       Accumulated
                   Common Stock           Additional   During
                   Issued                 Paid-In      Development
                   Shares       Amount    Capital      Stage          Total

Common Stock
  Issuance         5,000,000    $ 500     $  -         $   -          $  500

Fair value of
expenses contributed   -           -         535           -             535

Capital Contribution   -           -       1,560           -           1,560

Net loss for the periods ended:

December 31, 1999      -           -          -           (535)         (535)
December 31, 2000      -           -          -             -            -
December 31, 2001      -           -          -            (38)          (38)
March 31, 2002         -           -          -             -            -
                    -------     -------    -------      ---------     --------
BALANCE AT
March 31, 2002     5,000,000     $ 500     $2,095        $ (573)      $2,022
==============     =========     ======    =======      =========     ========

            See accompanying notes to financial statements

                         INJET CORPORATION
                    (A Development Stage Company)
                       Statements of Cash Flows
                              Unaudited

                           January 1, 2002     January 1, 2001    March 24, 1999
                           to                  to                 (Inception) to
                           March 31, 2002      March 31, 2001     March 31, 2002
CASH FLOWS FROM OPERATING
    ACTIVITIES:
Net loss                    $      -             $  -                $    (573)
 Adjustment to reconcile net
 loss to net cash
 used by operating activities

 Contributed expenses              -                 -                     535
                              ----------          ------------        ----------
 Net cash used in operating
  activities                        -                 -                    (38)
                              ----------          ------------        ----------
CASH FLOWS FROM INVESTING
 ACTIVITIES                         -                 -                        -
                              ----------           ------------       ----------
CASH FLOWS FROM FINANCING  ACTIVITIES:

Proceeds from capital
  contributions                    -                   -                  1,560
Proceeds from issuance of
 common stock                       -                  -                    500
                             ----------             ------------       ----------
Net cash provided by
 financing activities               -                   -                 2,060
                             ----------             ------------       ----------
INCREASE IN CASH AND CASH
 EQUIVALENTS                        -                   -                 2,022
CASH AND CASH EQUIVALENTS
 BEGINNING OF PERIOD              500                    500                 -
                             ----------              -----------       ----------
CASH AND CASH EQUIVALENTS
  END OF PERIOD               $ 2,022                 $2,022              $2,022
                             ==========               ==========       ===========

            See accompanying notes to financial statement.

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Organization and Business Operations

Injet Corporation (a development stage company) (the "Company") was incorporated in Delaware on March 24, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At March 31, 2002, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation. The Company's fiscal year end is December 31.

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

(C) Additional Paid-In Capital

Additional paid-in capital at March 31, 2002 represents $1,560 contributed to the Company by TPG in 2001 and the fair value of the organization and professional costs incurred by TPG on behalf of the Company amounting to $535 in 1999 (See Note 3).

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

                       NOTE 5       CHANGE IN NAME

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



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND  RESULTS OF OPERATIONS

     The Company was formed to locate and negotiate with a business entity for the combination of that target company with the Company. A combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange (the "business combination"). In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target business.

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

     It is anticipated that any securities issued in any such business combination would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities as part of the business combination or at specified times thereafter.

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

Dated: May 14, 2002