Form 10QSB
period 2002-06-30
CALIPER ACQUISITION CORP
filed 2002-08-12
CIK 1107572

SECURITIES AND EXCHANGE COMMISSION
              Washington, D.C.  20549

                    FORM 10-QSB
(Mark One)
[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended
                   June 30, 2002
or

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

Class             Outstanding at June 30, 2002
Common Stock,
par value $0.0001             5,000,000


PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 INJET CORPORATION
           (A Development Stage Company)
                As of June 30, 2002
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
                                    =======

See accompanying notes to financial statements

                     INJET CORPORATION
               (A Development Stage Company)
                  Statement of Operations
                        (Unaudited)

             For the six     For the six    March24,1999
             Months Ended    Months ended   (Inception)to
             June 30,2002    June 30,2001   June 30,2002

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
               =========       ========         =======

       See accompanying notes to financial statements

                     INJET CORPORATION
               (A Development Stage Company)
        Statement of Changes in Stockholder's Equity
       For the Period From March 24, 1999 (Inception)
                      To June 30, 2002
                        (Unaudited)

                                                       Deficit
                                                       Accumulated
                   Common Stock           Additional   During
                   Issued                 Paid-In      Development
                   Shares       Amount    Capital      Stage          Total

Common Stock
  Issuance         5,000,000    $ 500     $  -         $   -          $  500

Fair value of
expenses contributed   -           -         535           -             535

Capital Contribution   -           -       1,560           -           1,560

Net loss for the periods ended:

December 31, 1999      -           -          -           (535)         (535)
December 31, 2000      -           -          -             -            -
December 31, 2001      -           -          -            (38)          (38)
June 30, 2002          -           -          -             -            -
                    -------     -------    -------      ---------     --------
BALANCE AT
June 30, 2002     5,000,000     $ 500     $2,095        $ (573)      $2,022
==============     =========     ======    =======      =========     ========

            See accompanying notes to financial statements

                          INJET CORPORATION
                    (A Development Stage Company)
                       Statements of Cash Flows
                              Unaudited

                           January 1, 2002     January 1, 2001    March 24, 1999
                           to                  to                 (Inception) to
                           June 30, 2002       June 30, 2001      June 30, 2002
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

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Organization and Business Operations

Injet Corporation (a development stage company) (the "Company") was incorporated in Delaware on March 24, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At June 30, 2002, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation. The Company's fiscal year end is December 31.

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

(C) Additional Paid-In Capital

Additional paid-in capital at June 30, 2002 represents $1,560 contributed to the Company by TPG in 2001 and the fair value of the organization and professional costs incurred by TPG on behalf of the Company amounting to $535 in 1999 (See Note 3).

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)     Exhibits

     There are no exhibits required to be filed with this quarterly report.

     (b)     Reports on Form 8-K

     There were no reports on Form 8-K filed by the Company during the quarter.


                   SIGNATURES

     Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CALIPER ACQUISITION CORPORATION

By:  /s/ James M. Cassidy
      President

Dated: August 12, 2002

                  CERTIFICATION



     By execution below, the Chief Executive Officer and the Chief Financial Officer hereby certify that the Quarterly Report on Form 10-QSB for the period ending December 31, 2001, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in such periodic report fairly presents, in all material respects, the financial condition and results of operations of the registrant.



            By:  /s/ James M. Cassidy
            Chief Executive Officer
            Dated: August 12, 2002


            By:  /s/ James M. Cassidy
            Chief Financial Officer
            Dated: August 12, 2002