Form 10KSB
period 2002-12-31
CALIPER ACQUISITION CORP
filed 2003-04-07
CIK 1107572

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                            FORM 10-KSB
(Mark One)

[X]           ANNUAL REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended
                         December 31, 2002
   OR

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

Class                               Outstanding at December 31, 2002

Common Stock, par value $0.0001                5,000,000

Documents incorporated by reference:    None

                              PART I

Item 1.  Description of Business

     Injet Corporation (the "Company") was incorporated as Caliper Acquisition Corporation on March 24, 1999 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and has no operations to date other than issuing shares to its original shareholder.

     On January 7, 2002, in anticipation of a possible acquisition of a majority interest in a California corporation, the Company changed its name to Injet Corporation. No agreements were entered into and discussions with that corporation have ended. The
Company has been seeking other target company candidates.

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

Item 7.  Financial Statements

     The financial statements for the year ended December 31, 2002 are attached to this filing.

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

                             PART III

Item 9.   Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a) of the Exchange
          Act

     The Directors and Officers of the Company are as follows:

     Name                Age       Positions and Offices Held

     James M. Cassidy    67        President, Secretary, Director

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of December 31, 2002, each person known by the Company to be the beneficial owner of five percent or more of the Company's common stock and the director and officer of the Company. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

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

Item 13.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

     (b) There were no reports on Form 8-K filed by the Company during the quarter ended December 31, 2002.

Item 14.  Controls and Procedures

     Within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's principal executive officer (who is also the principal financial officer). Based upon that evaluation, he believes that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely. The principal executive officer is directly involved in the day-to-day operations of the Company.


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

Dated: March 31, 2003


     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                               OFFICE              DATE

/s/ James M. Cassidy               Director            March 31, 2003


                            CERTIFICATION

I, James M. Cassidy, certify that:

1.   I have reviewed this annual report on Form 10-KSB.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this report (the "Evaluation Date"); and

c) presented in this report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls;

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

        Date: March 31, 2003
                                           /s/ James M. Cassidy
                                           President and Director and
                                           Chief Financial Officer
                                           Principal Accounting Officer

                         INJET CORPORATION
            (FORMERLY CALIPER ACQUISITION CORPORATION)
                   (A DEVELOPMENT STAGE COMPANY)
                       FINANCIAL STATEMENTS
                      AS OF DECEMBER 31, 2002

                         INJET CORPORATION
            (FORMERLY CALIPER ACQUISITION CORPORATION)
                   (A DEVELOPMENT STAGE COMPANY)



                             CONTENTS



PAGE      1          INDEPENDENT AUDITORS' REPORT

PAGE      2          BALANCE SHEET AS OF DECEMBER 31, 2002

PAGE      3          STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
                     DECEMBER 31, 2002 AND 2001 AND FOR THE PERIOD FROM
                     MARCH 24, 1999 (INCEPTION) TO DECEMBER 31, 2002

PAGE      4          STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY FOR
                     THE PERIOD FROM MARCH 24, 1999 (INCEPTION) TO
                     DECEMBER 31, 2002

PAGE      5          STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
                     DECEMBER 31, 2002 AND 2001 AND FOR THE PERIOD FROM
                     MARCH 24, 1999 (INCEPTION) TO DECEMBER 31, 2002

PAGES     6 - 9      NOTES TO FINANCIAL STATEMENTS AS OF DECEMBER 31, 2002

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Board of Directors of:
Injet Corporation
(Formerly Caliper Acquisition Corporation)
(A Development Stage Company)

We have audited the accompanying balance sheet of Injet Corporation (formerly Caliper Acquisition Corporation) (a development stage company) as of December 31, 2002 and the related statements of operations, changes in stockholder's equity and cash flows for the years ended December 31, 2002 and 2001 and for the period from March 24, 1999 (inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Injet Corporation (a development stage company) as of December 31, 2002, and the results of its operations and its cash flows for the for the years ended December 31, 2002 and 2001 and for the period from March 24, 1999 (inception) to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.


WEINBERG & COMPANY, P.A.


Boca Raton, Florida
March 25, 2003

                         INJET CORPORATION
             (FORMERLY CALIPER ACQUISITION CORPORATION)
                   (A DEVELOPMENT STAGE COMPANY)
                            BALANCE SHEET
                        AS OF DECEMBER 31, 2002
                        -----------------------



                               ASSETS
                               ------
  Cash                                            $1,890

  TOTAL ASSETS                                    $1,890
  ---------------                               ---------


                LIABILITIES AND STOCKHOLDER'S EQUITY
                ------------------------------------

   LIABILITIES                                    $  -
                                                ---------
   STOCKHOLDER'S EQUITY

   Preferred Stock, $.0001 par value,
    20,000,000 shares authorized,
    none issued and outstanding                      -
  Common Stock, $.0001 par value,
    100,000,000 shares authorized,
    5,000,000 issued and outstanding                  500
  Additional paid-in capital                        2,095
  Deficit accumulated during development stage       (705)
                                                  ---------
  Total Stockholder's Equity                        1,890
                                                  ---------
  TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY       $1,890
                                                  ---------

             See accompanying notes to financial statements.
                                 2

                         INJET CORPORATION
             (FORMERLY CALIPER ACQUISITION CORPORATION)
                   (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF OPERATIONS
                       -----------------------

                                                          For the Period
                                                             From
                            For the Year   For the Year   March 24, 1999
                               Ended           Ended      (Inception) to
                            December 31,   December 31,   December 31,
                                2002           2001           2002
                            ------------   ------------   -------------

  Income                       $   -            $  -            $  -

  Expenses
    Administrative expenses       132              38              705
                            ------------   ------------   -------------

     Total expenses               132              38              705
                            ------------   ------------   -------------
  NET LOSS                     $ (132)          $ (38)          $ (705)
                            ------------   ------------   -------------

                  See accompanying notes to financial statements.
                                     3

                              INJET CORPORATION
                 (FORMERLY CALIPER ACQUISITION CORPORATION)
                         (A DEVELOPMENT STAGE COMPANY)
               STATEMENT OF CHANGES IN STOCKERHOLDER'S EQUITY
                FOR THE PERIOD FROM MARCH 24, 1999 (INCEPTION)
                              TO DECEMBER 31, 2002
                              --------------------

                                                       Accumulated
                                           Additional    During
                   Common Stock Issued      Paid-In     Development
                    Shares      Amount      Capital       Stage        Total
                    -------     ------      -------      --------     ------
Common Stock
   Issuance        5,000,000    $  500       $  -         $  -        $  500

Fair value of
  expenses
  contributed          -            -           535           -           535

Capital
  contribution         -            -         1,560           -         1,560

Net loss for the
   years ended:
  December 31, 1999    -            -            -            (535)      (535)
  December 31, 2000    -            -            -             -           -
  December 31, 2001    -            -            -             (38)       (38)
  December 31, 2002    -            -            -            (132)      (132)
                    -------      ------       -------       --------     ------
BALANCE AT DECEMBER
   31, 2002         5,000,000    $  500       $2,095        $ (705)     $1,890
                    -------      ------       -------        --------    ------


                     See accompanying notes to financial statements.

                              INJET CORPORATION
                 (FORMERLY CALIPER ACQUISITION CORPORATION)
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CASH FLOWS
                            -----------------------

                                                          For the Period
                                                             From
                            For the Year   For the Year   March 24, 1999
                               Ended           Ended      (Inception) to
                            December 31,   December 31,   December 31,
                                2002           2001           2002
                            ------------   ------------   -------------

CASH FLOWS FROM OPERATING
     ACTIVITIES:

Net loss                       $  (132)       $  (38)         $  (705)
Adjustment to reconcile
  net loss to net cash used
  in operating activities

  Contributed expenses             -               -              535
                            ------------   ------------   -------------
    Net Cash Used in
     Operating Activities         (132)           (38)           (705)
                            ------------   ------------   -------------

CASH FLOWS FROM INVESTING
      ACTIVITIES:                  -               -              -
                            ------------   ------------   -------------
CASH FLOWS FROM FINANCING
      ACTIVITIES:

   Proceeds from capital
     contributions                             1,560           1,560
   Proceeds from issuance
     of common stock               -              -              500
                            ------------   ------------   -------------
     Net Cash Provided By
       Financing Activities                    1,560           2,060
                            ------------   ------------   -------------
DECREASE IN CASH AND CASH
      EQUIVALENTS                 (132)        1,522           1,890

CASH AND CASH EQUIVALENTS--
      BEGINNING OF PERIOD        2,022           500             -
                            ------------   ------------   -------------
CASH AND CASH EQUIVALENTS--
      END OF PERIOD           $  1,890      $  2,022       $   1,890
                            ------------   ------------   -------------

                 See accompanying notes to financial statements.
                                          5

                         INJET CORPORATION
            (FORMERLY CALIPER ACQUISITION CORPORATION)
                   (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS
                       AS OF DECEMBER 31, 2003
                       -----------------------

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (A) Organization and Business Operations

    Injet Corporation, formerly Caliper Acquisition Corporation prior to its name change on January 7, 2002, (a development stage company)(the "Company") was incorporated in Delaware on March 24, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At December 31, 2002, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation. The Company's fiscal year end is December 31.

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

    (D) Income Taxes

    The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the years ended December 31, 2002 and 2001.

                         INJET CORPORATION
            (FORMERLY CALIPER ACQUISITION CORPORATION)
                   (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS
                       AS OF DECEMBER 31, 2003
                       -----------------------

    (E) Recent Accounting Pronouncements

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

    In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The provisions of the statement are effective for financial statements issued for the fiscal years beginning after December 15, 2001.

    In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements
    No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS 145 related to classification of debt extinguishments are effective for fiscal years beginning after May 15, 2002. Earlier application is encouraged. The Company does not believe the adoption of this standard will have a material impact the financial statements.

    In July 2002, the FASB issued SFAS No. 146, "Accounting for Restructuring Costs." SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. Under SFAS 146, the Company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS 146 will require the Company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS 146, a company cannot restate its previously issued financial statements and the new statement grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue 94-3.

                         INJET CORPORATION
            (FORMERLY CALIPER ACQUISITION CORPORATION)
                   (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS
                       AS OF DECEMBER 31, 2003
                       -----------------------

    In December 2002, the Financial Accounting Standards Board issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure
    - an amendment of FASB Statement No. 123," ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock based-compensation and the related pro forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002.

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

    (C) Additional Paid-In Capital

    Additional paid-in capital at December 31, 2002 represents
    $1,560 contributed to the Company by TPG in 2002 and the fair value of the organization and professional costs incurred by TPG on behalf of the Company amounting to $535 in 1999 (See Note 3).

NOTE 3  AGREEMENT

    On March 24, 1999, the Company signed an agreement with TPG, a related entity (See Note 4). The Agreement calls for TPG to provide the following services, without reimbursement from the Company, until the Company enters into a business combination as described in Note 1(A):

                         INJET CORPORATION
            (FORMERLY CALIPER ACQUISITION CORPORATION)
                   (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS
                       AS OF DECEMBER 31, 2003
                       -----------------------

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