Form 10KSB
period 2003-12-31
CALIPER ACQUISITION CORP
filed 2004-03-30
CIK 1107572

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                            FORM 10-KSB
(Mark One)

[X]           ANNUAL REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended
                         December 31, 2003
   OR

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

Class                               Outstanding at December 31, 2003

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

     Since inception, the Company has sold securities which were not registered as follows:

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

Item 7.  Financial Statements

     The financial statements for the year ended December 31, 2003 are attached to this filing.

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

                             PART III

Item 9.   Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a) of the Exchange
          Act

     The Directors and Officers of the Company are as follows:

     Name                Age       Positions and Offices Held

     James M. Cassidy    68        President, Secretary, Director

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

Item 13.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

     (b) There were no reports on Form 8-K filed by the Company during the quarter ended December 31, 2003.

Item 14.  Controls and Procedures

	Pursuant to Rules adopted by the Securities and Exchange Commission under Section 302(a) of the Sarbanes-Oxley Act of 2002, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was as of the end of the fiscal period covered by this report done under the supervision and with the participation of the Company's principal executive officer (who is also the principal financial officer).
There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation. Based upon that evaluation, he believes that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely. The principal executive officer is directly involved in the day-to-day operations of the Company.


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

Dated: March 28, 2004


     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                               OFFICE              DATE

/s/ James M. Cassidy               Director            March 28, 2004

                         INJET CORPORATION
            (FORMERLY CALIPER ACQUISITION CORPORATION)
                   (A DEVELOPMENT STAGE COMPANY)
                       FINANCIAL STATEMENTS
                      AS OF DECEMBER 31, 2003

                         INJET CORPORATION
            (FORMERLY CALIPER ACQUISITION CORPORATION)
                   (A DEVELOPMENT STAGE COMPANY)



                             CONTENTS



PAGE      1          INDEPENDENT AUDITORS' REPORT

PAGE      2          BALANCE SHEET AS OF DECEMBER 31, 2003

PAGE      3          STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
                     DECEMBER 31, 2003 AND 2002 AND FOR THE PERIOD FROM
                     MARCH 24, 1999 (INCEPTION) TO DECEMBER 31, 2003

PAGE      4          STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY FOR
                     THE PERIOD FROM MARCH 24, 1999 (INCEPTION) TO
                     DECEMBER 31, 2003

PAGE      5          STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
                     DECEMBER 31, 2003 AND 2002 AND FOR THE PERIOD FROM
                     MARCH 24, 1999 (INCEPTION) TO DECEMBER 31, 2003

PAGES     6 - 9      NOTES TO FINANCIAL STATEMENTS AS OF DECEMBER 31, 2003

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Board of Directors of:
Injet Corporation
(Formerly Caliper Acquisition Corporation)
(A Development Stage Company)

We have audited the accompanying balance sheet of Injet Corporation (formerly Caliper Acquisition Corporation) (a development stage company) as of December 31, 2003 and the related statements of operations, changes in stockholder's equity and cash flows for the years ended December 31, 2003 and 2002 and for the period from March 24, 1999 (inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Injet Corporation (a development stage company) as of December 31, 2003, and the results of its operations and its cash flows for the for the years ended December 31, 2003 and 2002 and for the period from March 24, 1999 (inception) to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.


WEINBERG & COMPANY, P.A.

Boca Raton, Florida
March 8, 2004

                         INJET CORPORATION
             (FORMERLY CALIPER ACQUISITION CORPORATION)
                   (A DEVELOPMENT STAGE COMPANY)
                            BALANCE SHEET
                       AS OF DECEMBER 31, 2003
                       -----------------------



                               ASSETS
                               ------
  Cash                                            $1,758

  TOTAL ASSETS                                    $1,758
  ---------------                               ---------


                LIABILITIES AND STOCKHOLDER'S EQUITY
                ------------------------------------

   LIABILITIES                                    $  -
                                                ---------
   STOCKHOLDER'S EQUITY

   Preferred Stock, $.0001 par value,
    20,000,000 shares authorized,
    none issued and outstanding                      -
  Common Stock, $.0001 par value,
    100,000,000 shares authorized,
    5,000,000 issued and outstanding                  500
  Additional paid-in capital                        2,095
  Deficit accumulated during development stage       (837)
                                                  ---------
  Total Stockholder's Equity                        1,758
                                                  ---------
  TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY       $1,758
                                                  ---------

             See accompanying notes to financial statements.
                                 2

                         INJET CORPORATION
             (FORMERLY CALIPER ACQUISITION CORPORATION)
                   (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF OPERATIONS
                       -----------------------

                                                          For the Period
                                                             From
                            For the Year   For the Year   March 24, 1999
                               Ended          Ended      (Inception) to
                            December 31,   December 31,   December 31,
                                2003          2002          2003
                            ------------   ------------   -------------

  Income                       $   -           $  -            $  -

  Expenses
    Administrative expenses       132            132             837
                            ------------   ------------   -------------

     Total expenses               132            132             837
                            ------------   ------------   -------------
  NET LOSS                     $ (132)         $(132)          $(837)
                            ------------   ------------   -------------

                  See accompanying notes to financial statements.
                                     3

                              INJET CORPORATION
                 (FORMERLY CALIPER ACQUISITION CORPORATION)
                         (A DEVELOPMENT STAGE COMPANY)
               STATEMENT OF CHANGES IN STOCKERHOLDER'S EQUITY
                FOR THE PERIOD FROM MARCH 24, 1999 (INCEPTION)
                              TO DECEMBER 31, 2003
                              --------------------

                                                       Accumulated
                                           Additional    During
                   Common Stock Issued      Paid-In     Development
                    Shares      Amount      Capital       Stage        Total
                    -------     ------      -------      --------     ------
Common Stock
   Issuance        5,000,000    $  500       $  -         $  -        $  500

Fair value of
  expenses
  contributed          -            -           535           -           535

Capital
  contribution         -            -         1,560           -         1,560

Net loss for the
   years ended:
  December 31, 1999    -            -            -            (535)      (535)
  December 31, 2000    -            -            -             -           -
  December 31, 2001    -            -            -             (38)       (38)
  December 31, 2002    -            -            -            (132)      (132)
  December 31, 2003    -            -            -            (132)      (132)

                    -------      ------       -------       --------     ------
BALANCE AT DECEMBER
   31, 2003         5,000,000    $  500       $2,095        $ (837)     $1,758
                    -------      ------       -------       --------     ------


                     See accompanying notes to financial statements.

                               INJET CORPORATION
                  (FORMERLY CALIPER ACQUISITION CORPORATION)
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CASH FLOWS
                            -----------------------

                                                          For the Period
                                                             From
                            For the Year   For the Year   March 24, 1999
                               Ended           Ended      (Inception) to
                            December 31,   December 31,   December 31,
                                2003           2002           2003
                            ------------   ------------   -------------

CASH FLOWS FROM OPERATING
     ACTIVITIES:

Net loss                       $  (132)       $ (132)         $  (837)
Adjustment to reconcile
  net loss to net cash used
  in operating activities

  Contributed expenses             -               -              535
                            ------------   ------------   -------------
    Net Cash Used in
     Operating Activities         (132)         (132)            (302)
                            ------------   ------------   -------------

CASH FLOWS FROM INVESTING
      ACTIVITIES:                  -               -              -
                            ------------   ------------   -------------
CASH FLOWS FROM FINANCING
      ACTIVITIES:

   Proceeds from capital
     contributions                             		           1,560
   Proceeds from issuance
     of common stock               -              -                500
                            ------------   ------------   -------------
     Net Cash Provided By
       Financing Activities                                      2,060
                            ------------   ------------   -------------
DECREASE IN CASH AND CASH
      EQUIVALENTS                 (132)         (132)            1,758

CASH AND CASH EQUIVALENTS--
      BEGINNING OF PERIOD        1,890         2,022                -
                            ------------   ------------    -------------
CASH AND CASH EQUIVALENTS--
      END OF PERIOD           $  1,758      $  1,890           $  1,758
                            ------------   ------------     -------------

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

(A) Organization and Business Operations

Injet Corporation, formerly Caliper Acquisition Corporation prior to its name change on January 7, 2002, (a development stage company) (the "Company") was incorporated in Delaware on March 24, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At December 31, 2003, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation. The Company's fiscal year end is December 31.

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

(D) Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the years ended December 31, 2003 and 2002.

                         INJET CORPORATION
            (FORMERLY CALIPER ACQUISITION CORPORATION)
                   (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS
                       AS OF DECEMBER 31, 2003
                       -----------------------

(E) Recent Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2003 and all of its provisions should be applied prospectively.

In May 2003, the FASB issued SFAS No. 150, "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.

SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

Most of the provisions of Statement 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2004.

                         INJET CORPORATION
            (FORMERLY CALIPER ACQUISITION CORPORATION)
                   (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS
                       AS OF DECEMBER 31, 2003
                       -----------------------

In January 2003, (as revised in December 2003) The Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements". Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through other interest that will absorb some or all of the expected losses of the entity; (ii) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: the direct or indirect ability to make decisions about the entities activities through voting rights or similar rights; or the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

Interpretation No. 46, as revised, also requires expanded disclosures by the primary beneficiary (as defined) of a variable interest entity and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary.

Interpretation No. 46, as revised, applies to small business issuers no later than the end of the first reporting period that ends after December 15, 2004. This effective date includes those entities to which Interpretation 46 had previously been applied. However, prior to the required application of Interpretation No. 46, a public entity that is a small business issuer shall apply Interpretation 46 or this Interpretation to those entities that are considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003

Interpretation No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

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

(C) Additional Paid-In Capital

Additional paid-in capital at December 31, 2003 represents $1,560 contributed to the Company by TPG in 2002 and the fair value of the organization and professional costs incurred by TPG on behalf of the Company amounting to $535 in 1999 (See Note 3).

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