Form 10QSB
period 2004-03-31
CALIPER ACQUISITION CORP
filed 2004-05-14
CIK 1107572

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-QSB
(Mark One)
[X]              ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended
                             March 31, 2004
   OR
[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from        to

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

         Class              Outstanding at March 31, 2004

Common Stock, par value $0.0001                 5,000,000

Documents incorporated by reference:            None

               PART I  -- FINANCIAL INFORMATION

                     INJET CORPORATION
               (A DEVELOPMENT STAGE COMPANY)
                       BALANCE SHEET
                  AS OF MARCH 31, 2004
                       (Unaudited)
                  -----------------------
                         ASSETS
                         ------

Cash                                    $ 1,725
                                        ------
TOTAL ASSETS                            $ 1,725
                                        ======



        LIABILITIES AND STOCKHOLDER'S EQUITY
        ------------------------------------


LIABILITIES                             $  -

STOCKHOLDER'S EQUITY

Preferred Stock, $.0001 par value,
 20,000,000 shares authorized,
 none issued and outstanding                -
Common Stock, $.0001 par value,
 100,000,000 shares authorized,
 5,000,000 issued and outstanding          500
Additional paid-in capital               2,095
Deficit accumulated during
    development stage                     (870)
                                         -----
 Total Stockholder's Equity              1,725
                                         -----
TOTAL LIABILITIES AND
  STOCKHOLDER'S EQUITY                  $1,725
                                       =======



             See accompanying notes to financial statements
                                    2

                           INJET CORPORATION
                      (A DEVELOPMENT STAGE COMPANY)
                         STATEMENT OF OPERATIONS
                             (Unaudited)
                         -----------------------

                                                      For the Period
                                                          From
                      For the Three   For the Three    March 24, 1999
                      Months Ended    Months Ended     (Inception) to
                      March 31, 2004  March 31, 2003   March 31, 2004
                      -----------    ------------     --------------

Income                $      -        $   -            $     -

Expenses
 Administrative expenses     33            33               870
                      ----------      ---------        ---------
Total expenses               33            33               870
                      ----------      ---------         ---------
NET LOSS              $      33         $  33             $(870)
==========            ==========      =========        ==========


                See accompanying notes to financial statements
                                       3

                             INJET CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                FOR THE PERIOD FROM MARCH 24, 1999 (INCEPTION)
                            TO MARCH 31, 2004
                               (Unaudited)
                           --------------------

                                                           Deficit
                                                           Accumulated
                                               Additional  During
                        Common Stock Issued    Paid-In     Development
                          Shares     Amount    Capital     Stage        Total
                         -------     ------    -------    ----------    -----

Common Stock Issuance    5,000,000    $ 500     $  -        $  -       $  500

Fair value of expenses
  contributed                   -        -         535          -         535

Capital
  contribution                  -        -       1,560          -       1,560
Net loss for the years ended:
 December 31, 1999              -        -         -          (535)     (535)
 December 31, 2000              -        -         -           -          -
 December 31, 2001              -        -         -           (38)      (38)
 December 31, 2002              -        -         -          (132)     (132)
 December 31, 2003              -        -         -          (132)     (132)
 March 31, 2004                 -        -         -           (33)      (33)
                          ---------   ------     -----     --------    ------
BALANCE AT
  MARCH 31, 2003         5,000,000    $ 500     $2,095       $(870)    $1,725
===================      =========    =====      =====      =======    ======

               See accompanying notes to financial statements
                                       4

                                  INJET CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)
                               STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                               ------------------------

                                                                    For The Period
                                                                    From
                                    January 1,      January 1,      March 24, 1999
                                    2003 to         2002 to         (Inception) to
                                    March 31, 2004  March 31, 2003  March 31, 2004
                                    -----------     -----------     ------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:

Net loss                             $    33        $   33          $   (870)
Adjustment to reconcile
 net loss to net cash used by
 operating activities

Contributed expenses                      -             -                535
                                       -------        -------         --------
 Net Cash Used In Operating
     Activities                           33            33              (335)
                                       -------        -------         --------
CASH FLOWS FROM INVESTING ACTIVITIES      -             -                 -
                                       -------        -------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from capital
    contributions                                      	           1,560
  Proceeds from issuance of
     common stock                        -             -                 500
                                       -------        -------          -------
 Net Cash Provided By Financing
    Activities                            -            	           2,060
                                       -------        -------          -------
DECREASE IN CASH AND CASH EQUIVALENTS      33             33           1,857

CASH AND CASH EQUIVALENTS - BEGINNING
   OF PERIOD                             1,758         1,890              -
                                        -------        -------         -------
CASH AND CASH EQUIVALENTS -
   END OF PERIOD                       $ 1,725          1,857          $1,725
=========================              ========        =======         ======

                    See accompanying notes to financial statements
                                        5

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Organization and Business Operations

Injet Corporation, formerly Caliper Acquisition Corporation prior to its name change on January 7, 2002, (a development stage company) (the "Company") was incorporated in Delaware on March 24, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At March 31, 2004, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation. The Company's fiscal year end is December 31.

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

(C) Additional Paid-In Capital

Additional paid-in capital at March 31, 2004 represents $1,560 contributed to the Company by TPG in 2002 and the fair value of the organization and professional costs incurred by TPG on behalf of the Company amounting to $535 in 1999 (See Note 3).

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANAYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

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

Dated:   May 13, 2004

     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                          OFFICE              DATE

/s/ James M. Cassidy          Director            May 13, 2004