Form 10KSB
period 2004-12-31
CALIPER ACQUISITION CORP
filed 2005-03-31
CIK 1107572

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                            FORM 10-KSB
(Mark One)

[X]           ANNUAL REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended
                         December 31, 2004
   OR

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

Class                             Outstanding at December 31, 2004

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

Item 7.  Financial Statements

     The financial statements for the year ended December 31, 2004 are attached to this filing.

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

                             PART III

Item 9.   Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a) of the Exchange
          Act

     The Directors and Officers of the Company are as follows:

     Name                Age       Positions and Offices Held

     James M. Cassidy    69        President, Secretary, Director

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

Item 13.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

     (b) There were no reports on Form 8-K filed by the Company during the quarter ended December 31, 2004.

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

Dated: March 25, 2005


     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                               OFFICE              DATE

/s/ James M. Cassidy               Director            March 25, 2005

                         INJET CORPORATION
            (FORMERLY CALIPER ACQUISITION CORPORATION)
                   (A DEVELOPMENT STAGE COMPANY)
                       FINANCIAL STATEMENTS
                      AS OF DECEMBER 31, 2004

                      INJET CORPORATION
          (FORMERLY CALIPER ACQUISITION CORPORATION)
                 (A DEVELOPMENT STAGE COMPANY)



                          CONTENTS


PAGE	1	REPORT OF INDEPENDENT REGISTERED PUBLIC
   			ACCOUNTING FIRM

PAGE	2	BALANCE SHEET AS OF DECEMBER 31, 2004

PAGE	3	STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER
		31, 2004 AND 2003 AND FOR THE PERIOD FROM MARCH 24, 1999
		(INCEPTION) TO DECEMBER 31, 2004

PAGE	4	STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY FOR THE
		PERIOD FROM MARCH 24, 1999 (INCEPTION) TO DECEMBER
		31, 2004

PAGE	5	STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
		2004 AND 2003 AND FOR THE PERIOD FROM MARCH 24, 1999
		(INCEPTION) TO DECEMBER 31, 2004

PAGES	6 - 9	NOTES TO FINANCIAL STATEMENTS AS OF DECEMBER 31, 2004



           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors of:
Injet Corporation
(Formerly Caliper Acquisition Corporation)
(A Development Stage Company)

We have audited the accompanying balance sheet of Injet Corporation (formerly Caliper Acquisition Corporation) (a development stage company) as of December 31, 2004 and the related statements of operations, changes in stockholder's equity and cash flows for the years ended December 31, 2004 and 2003 and for the period from March 24, 1999 (inception) to December 31, 2004. These financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Injet Corporation (a development stage company) as of December 31, 2004, and the results of its operations and its cash flows for the for the years ended December 31, 2004 and 2003 and for the period from March 24, 1999 (inception) to December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.



WEINBERG & COMPANY, P.A.


Boca Raton, Florida
March 18, 2005

                         INJET CORPORATION
             (FORMERLY CALIPER ACQUISITION CORPORATION)
                   (A DEVELOPMENT STAGE COMPANY)
                            BALANCE SHEET
                       AS OF DECEMBER 31, 2004
                       -----------------------



                               ASSETS
                               ------
  Cash                                            $1,614

  TOTAL ASSETS                                    $1,614
  ---------------                               ---------


                LIABILITIES AND STOCKHOLDER'S EQUITY
                ------------------------------------

   LIABILITIES                                    $  -
                                                ---------
   STOCKHOLDER'S EQUITY

   Preferred Stock, $.0001 par value,
    20,000,000 shares authorized,
    none issued and outstanding                      -
  Common Stock, $.0001 par value,
    100,000,000 shares authorized,
    5,000,000 issued and outstanding                  500
  Additional paid-in capital                        2,095
  Deficit accumulated during development stage       (981)
                                                  ---------
  Total Stockholder's Equity                        1,614
                                                  ---------
  TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY       $1,614
                                                  ---------

             See accompanying notes to financial statements.
                                 2

                         INJET CORPORATION
             (FORMERLY CALIPER ACQUISITION CORPORATION)
                   (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF OPERATIONS
                       -----------------------

                                                          For the Period
                                                             From
                            For the Year   For the Year   March 24, 1999
                               Ended          Ended      (Inception) to
                            December 31,   December 31,   December 31,
                                2004          2003            2004
                            ------------   ------------   -------------

  Income                       $   -           $  -            $  -

  Expenses
    Administrative expenses       144            132             981
                            ------------   ------------   -------------

     Total expenses               144            132             981
                            ------------   ------------   -------------
  NET LOSS                     $ (144)         $(132)          $(981)
                            ------------   ------------   -------------

                  See accompanying notes to financial statements.
                                     3

                              INJET CORPORATION
                 (FORMERLY CALIPER ACQUISITION CORPORATION)
                         (A DEVELOPMENT STAGE COMPANY)
               STATEMENT OF CHANGES IN STOCKERHOLDER'S EQUITY
                FOR THE PERIOD FROM MARCH 24, 1999 (INCEPTION)
                              TO DECEMBER 31, 2004
                              --------------------

                                                       Accumulated
                                           Additional    During
                   Common Stock Issued      Paid-In     Development
                    Shares      Amount      Capital       Stage        Total
                    -------     ------      -------      --------     ------
Common Stock
   Issuance        5,000,000    $  500       $  -         $  -        $   500

Fair value of
  expenses
  contributed          -            -           535           -           535

Capital
  contribution         -            -         1,560           -         1,560

Net loss for the
   years ended:
  December 31, 1999    -            -            -            (535)      (535)
  December 31, 2000    -            -            -              -          -
  December 31, 2001    -            -            -             (38)       (38)
  December 31, 2002    -            -            -            (132)      (132)
  December 31, 2003    -            -            -            (132)      (132)
  December 31, 2004    -            -            -            (132)      (144)

                    -------      ------       -------       --------     ------
BALANCE AT DECEMBER
   31, 2004         5,000,000    $  500       $2,095        $ (981)     $1,614
                    -------      ------       -------       --------     ------


                     See accompanying notes to financial statements.

                               INJET CORPORATION
                  (FORMERLY CALIPER ACQUISITION CORPORATION)
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CASH FLOWS
                            -----------------------

                                                          For the Period
                                                             From
                            For the Year   For the Year   March 24, 1999
                               Ended           Ended      (Inception) to
                            December 31,   December 31,   December 31,
                                2004           2003           2004
                            ------------   ------------   -------------

CASH FLOWS FROM OPERATING
     ACTIVITIES:

Net loss                       $  (144)       $ (132)         $   (981)
Adjustment to reconcile
  net loss to net cash used
  in operating activities

  Contributed expenses             -               -               535
                            ------------   ------------   -------------
    Net Cash Used in
     Operating Activities         (144)         (132)             (446)
                            ------------   ------------   -------------

CASH FLOWS FROM INVESTING
      ACTIVITIES:                  -               -              -
                            ------------   ------------   -------------
CASH FLOWS FROM FINANCING
      ACTIVITIES:

   Proceeds from capital
     contributions                             		           1,560
   Proceeds from issuance
     of common stock               -              -                500
                            ------------   ------------   -------------
     Net Cash Provided By
       Financing Activities                                      2,060
                            ------------   ------------   -------------
DECREASE IN CASH AND CASH
      EQUIVALENTS                 (144)         (132)            1,614

CASH AND CASH EQUIVALENTS--
      BEGINNING OF PERIOD        1,758         1,890                -
                            ------------   ------------    -------------
CASH AND CASH EQUIVALENTS--
      END OF PERIOD           $  1,614      $  1,758           $ 1,614
                            ------------   ------------    -------------

                 See accompanying notes to financial statements.
                                          5

                         INJET CORPORATION
            (FORMERLY CALIPER ACQUISITION CORPORATION)
                   (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS
                       AS OF DECEMBER 31, 2004
                       -----------------------


NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Organization and Business Operations

Injet Corporation, formerly Caliper Acquisition Corporation prior to its name change on January 7, 2002, (a development stage company) (the "Company") was incorporated in Delaware on March 24, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At December 31, 2004, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation. The Company's fiscal year end is December 31.

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

(D) Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the years ended December 31, 2004 and 2003.

                         INJET CORPORATION
            (FORMERLY CALIPER ACQUISITION CORPORATION)
                   (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS
                       AS OF DECEMBER 31, 2004
                       -----------------------

(E) Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.

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

                         INJET CORPORATION
            (FORMERLY CALIPER ACQUISITION CORPORATION)
                   (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS
                       AS OF DECEMBER 31, 2004
                       -----------------------

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

In December 2004, the FASB issued SFAS No. 123 (R), "Share-Based Payment". SFAS No. 123 (R) revises SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123 (R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123 (R) is effective as of the first interim or annual reporting period that begins after June 15, 2005 for non-small business issuers and after December 15, 2005 for small business issuers. Accordingly, the Company will adopt SFAS No. 123 (R) in its quarter ending March 31, 2006. The Company is currently evaluating the provisions of SFAS No. 123 (R) and has not yet determined the impact, if any, that SFAS No. 123 (R) will have on its financial statement presentation or disclosures.

The adoption of these pronouncements will not have a material effect on the Company's financial position or results of operations.

                         INJET CORPORATION
            (FORMERLY CALIPER ACQUISITION CORPORATION)
                   (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS
                       AS OF DECEMBER 31, 2004
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

(C) Additional Paid-In Capital

Additional paid-in capital at December 31, 2004 represents $1,560 contributed to the Company by TPG in 2002 and the fair value of the organization and professional costs incurred by TPG on behalf of the Company amounting to $535 in 1999 (See Note 3).

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