Form 10KSB
period 2005-12-31
CALIPER ACQUISITION CORP
filed 2006-03-31
CIK 1107572

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                            FORM 10-KSB
(Mark One)

[X]           ANNUAL REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended December 31, 2005

[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR
           15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from   to

                  Commission file number  0-29695

                         INJET CORPORATION
           (Name of small business issuer in its charter)


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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company
   (as defined in Rule 12b-2 of the Exchange Act).   Yes  X      No

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

Class                             Outstanding at December 31, 2005

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

Item 7.  Financial Statements

     The financial statements for the year ended December 31, 2005 are attached to this filing.

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

                             PART III

Item 9.   Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a) of the Exchange
          Act

     The Directors and Officers of the Company are as follows:

     Name                Age       Positions and Offices Held

     James M. Cassidy    70        President, Secretary, Director

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

Item 13.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

     (b) There were no reports on Form 8-K filed by the Company during the quarter ended December 31, 2005.

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

Dated: March 27, 2006


     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                               OFFICE              DATE

/s/ James M. Cassidy               Director            March 27, 2006

                         INJET CORPORATION
            (FORMERLY CALIPER ACQUISITION CORPORATION)
                   (A DEVELOPMENT STAGE COMPANY)
                       FINANCIAL STATEMENTS
                      AS OF DECEMBER 31, 2005

                      INJET CORPORATION
          (FORMERLY CALIPER ACQUISITION CORPORATION)
                 (A DEVELOPMENT STAGE COMPANY)



                          CONTENTS


PAGE	1	REPORT OF INDEPENDENT REGISTERED PUBLIC
   			ACCOUNTING FIRM

PAGE	2	BALANCE SHEET AS OF DECEMBER 31, 2005

PAGE	3	STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER
		31, 2005 AND 2004 AND FOR THE PERIOD FROM MARCH 24, 1999
		(INCEPTION) TO DECEMBER 31, 2005

PAGE	4	STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY FOR THE
		PERIOD FROM MARCH 24, 1999 (INCEPTION) TO DECEMBER
		31, 2005

PAGE	5	STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
		2005 AND 2004 AND FOR THE PERIOD FROM MARCH 24, 1999
		(INCEPTION) TO DECEMBER 31, 2005

PAGES	6 - 9	NOTES TO FINANCIAL STATEMENTS AS OF DECEMBER 31, 2005

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Injet Corporation
(Formerly Caliper Acquisition Corporation)
(A Development Stage Company)

We have audited the accompanying balance sheet of Injet Corporation (formerly Caliper Acquisition Corporation) (a development stage company) as of December 31, 2005 and the related statements of operations, changes in stockholder's equity and cash flows for the years ended December 31, 2005 and 2004 and for the period from March 24, 1999 (inception) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Injet Corporation (a development stage company) as of December 31, 2005, and the results of its operations and its cash flows for the for the years ended December 31, 2005 and 2004 and for the period from March 24, 1999 (inception) to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.


WEINBERG & COMPANY, P.A.

Boca Raton, Florida
March 23, 2006

                         INJET CORPORATION
             (FORMERLY CALIPER ACQUISITION CORPORATION)
                   (A DEVELOPMENT STAGE COMPANY)
                            BALANCE SHEET
                       AS OF DECEMBER 31, 2005
                       -----------------------



                               ASSETS
                               ------
  Cash                                            $1,500

  TOTAL ASSETS                                    $1,500
  ---------------                               ---------


                LIABILITIES AND STOCKHOLDER'S EQUITY
                ------------------------------------

   LIABILITIES                                    $  -
                                                ---------
   STOCKHOLDER'S EQUITY

   Preferred Stock, $.0001 par value,
    20,000,000 shares authorized,
    none issued and outstanding                      -
  Common Stock, $.0001 par value,
    100,000,000 shares authorized,
    5,000,000 issued and outstanding                  500
  Additional paid-in capital                        2,095
  Deficit accumulated during development stage     (1,095)
                                                  ---------
  Total Stockholder's Equity                        1,500
                                                  ---------
  TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY       $1,500
                                                  ---------

             See accompanying notes to financial statements.
                                 2

                         INJET CORPORATION
             (FORMERLY CALIPER ACQUISITION CORPORATION)
                   (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF OPERATIONS
                       -----------------------

                                                         For the Period
                                                             From
                            For the Year   For the Year  March 24, 1999
                               Ended          Ended      (Inception) to
                            December 31,   December 31,   December 31,
                                2005          2004            2005
                            ------------   ------------   -------------

  Income                       $   -           $  -            $  -

  Expenses
    Administrative expenses       114            144           1,095
                            ------------   ------------   -------------

     Total expenses               114            144           1,095
                            ------------   ------------   -------------
  NET LOSS                    $  (114)        $ (144)      $  (1,095)
                            ------------   ------------   -------------

                  See accompanying notes to financial statements.
                                     3

                              INJET CORPORATION
                 (FORMERLY CALIPER ACQUISITION CORPORATION)
                         (A DEVELOPMENT STAGE COMPANY)
               STATEMENT OF CHANGES IN STOCKERHOLDER'S EQUITY
                FOR THE PERIOD FROM MARCH 24, 1999 (INCEPTION)
                              TO DECEMBER 31, 2005
                              --------------------

                                                       Accumulated
                                           Additional    During
                   Common Stock Issued      Paid-In     Development
                    Shares      Amount      Capital       Stage        Total
                    -------     ------      -------      --------     -------
Common Stock
   Issuance        5,000,000    $  500       $  -         $  -        $   500

Fair value of
  expenses
  contributed          -            -           535           -           535

Capital
  contribution         -            -         1,560           -         1,560

Net loss for the
   years ended:
  December 31, 1999    -            -            -          (535)        (535)
  December 31, 2000    -            -            -            -            -
  December 31, 2001    -            -            -           (38)         (38)
  December 31, 2002    -            -            -          (132)        (132)
  December 31, 2003    -            -            -          (132)        (132)
  December 31, 2004    -            -            -          (144)        (144)
  December 31, 2005    -            -            -          (114)        (114)
                    -------      ------       -------     -------     --------
BALANCE AT DECEMBER
   31, 2005         5,000,000    $  500       $2,095     $(1,095)     $ 1,500
                    -------      ------       -------    ---------    --------


                     See accompanying notes to financial statements.

                               INJET CORPORATION
                  (FORMERLY CALIPER ACQUISITION CORPORATION)
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CASH FLOWS
                            -----------------------

                                                         For the Period
                                                             From
                            For the Year   For the Year   March 24, 1999
                               Ended           Ended      (Inception) to
                            December 31,   December 31,   December 31,
                                2005           2004           2005
                            ------------   ------------   -------------

CASH FLOWS FROM OPERATING
     ACTIVITIES:

Net loss                       $  (114)       $ (144)         $ (1,095)
Adjustment to reconcile
  net loss to net cash used
  in operating activities

  Contributed expenses             -               -               535
                            ------------   ------------   -------------
    Net Cash Used in
     Operating Activities         (114)         (144)             (560)
                            ------------   ------------   -------------
CASH FLOWS FROM INVESTING
      ACTIVITIES:                  -               -                -
                            ------------   ------------   -------------
CASH FLOWS FROM FINANCING
      ACTIVITIES:
   Proceeds from capital
     contributions                             		           1,560
   Proceeds from issuance
     of common stock               -              -                500
                            ------------   ------------   -------------
     Net Cash Provided By
       Financing Activities                                      2,060
                            ------------   ------------   -------------
DECREASE IN CASH AND CASH
      EQUIVALENTS                 (114)         (144)            1,500

CASH AND CASH EQUIVALENTS--
      BEGINNING OF PERIOD        1,614         1,758                -
                            ------------   ------------    -------------
CASH AND CASH EQUIVALENTS--
      END OF PERIOD         $    1,500     $   1,614        $    1,500
                            ------------   ------------    -------------

                 See accompanying notes to financial statements.
                                          5

                         INJET CORPORATION
            (FORMERLY CALIPER ACQUISITION CORPORATION)
                   (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS
                       AS OF DECEMBER 31, 2005
                       -----------------------

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Organization and Business Operations

Injet Corporation, formerly Caliper Acquisition Corporation prior to its name change on January 7, 2002, (a development stage company) (the "Company") was incorporated in Delaware on March 24, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At December 31, 2005, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation. The Company's fiscal year end is December 31.

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

(D) Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the years ended December 31, 2005 and 2004.

                         INJET CORPORATION
            (FORMERLY CALIPER ACQUISITION CORPORATION)
                   (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS
                       AS OF DECEMBER 31, 2005
                       -----------------------

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

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB No. 29". The guidance in APB Opinion No. 29, Accounting for Nonmenetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005, earlier application is permitted.

In May 2005, the FASB issued SFAS No. 154 that establishes new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 completely replaces Accounting Principles Bulletin (APB) Opinion 20 and SFAS 3, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity, and the correction of errors. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

The adoption of these pronouncements will not have a material effect on the Company's financial position or results of operations.

                         INJET CORPORATION
            (FORMERLY CALIPER ACQUISITION CORPORATION)
                   (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS
                       AS OF DECEMBER 31, 2005
                       -----------------------

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