Form 10QSB
period 2006-09-30
NEW YORK NETWORKS, INC.
filed 2006-11-14
CIK 1107572

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-QSB
(Mark One)
[X]              ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended sEPTEMBER 30, 2006
   OR
[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from        to

                      Commission file number 0-29695

                         NEW YORK NETWORKS, INC.
               (FORMERLY CALIPER ACQUISITION CORPORATION)
           (Exact name of registrant as specified in its charter)

              Delaware                             52-2217568
        (State or other jurisdiction of           (I.R.S. Employer
        incorporation or organization)          Identification No.)


             6650 TOP GUN STREET, SAN DIEGO, CALIFORNIA 92121
           (Address of principal executive offices)  (zip code)

                               858/558-5270
          (Registrant's telephone number, including area code)

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

         Class                        Outstanding at September 30, 2006

Common Stock, par value $0.0001                 5,000,000

Documents incorporated by reference:            None



                PART I  -- FINANCIAL INFORMATION

                                     NEW YORK NETWORKS, INC.
                          (FORMERLY CALIPER ACQUISITION CORPORATION)
                                 (A DEVELOPMENT STAGE COMPANY)
                                        BALANCE SHEET
                                   AS OF SEPTEMBER 30, 2006
                                         (Unaudited)
                                     --------------------


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
                                              =======


                      See accompanying notes to financial statements
                                             2

                                     NEW YORK NETWORKS, INC.
                          (FORMERLY CALIPER ACQUISITION CORPORATION)
                                 (A DEVELOPMENT STAGE COMPANY)
                                   STATEMENT OF OPERATIONS
                                         (Unaudited)
                                     --------------------

	            	For the  	For the		For the	    For the    	March 24,
        	     	3-Months	3-Months	9-Months    9-Months   	1999
             		Ended		Ended   	Ended	    Ended	(Inception)
             		Sept 30, 	Sept 30,	Sept 30,    Sept 30, 	to Sept 30,
             		2006            2005        	2006	    2005	2006

Income       		$  -        	$  -       	$  -	    $   -	$  -


Expenses
 Administrative expense    - 		   36		   -		108	 1,095
 Professional Fees	   -		   -		  780			   780
                       ------- 		-------  	------	    -------	-------

   Total expenses          -               36      	  780		108	 1,875
                       ------- 		-------  	------	    -------	-------

NET LOSS                   -              (36)       	 (780)	       (108)	(1,875)
                       =======          =======		======	    ========	=======

                         See accompanying notes to financial statements
                                               3

                                     NEW YORK NETWORKS, INC.
                          (FORMERLY CALIPER ACQUISITION CORPORATION)
                                 (A DEVELOPMENT STAGE COMPANY)
                          STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                         FOR THE PERIOD FROM MARCH 24, 1999 (INCEPTION)
                                      TO September 30, 2006
                                         (Unaudited)
                                      --------------------

                                                                   Deficit
                                                                   Accumulated
                                                    Additional     During
                            Common Stock Issued     Paid-In        Development
                            Shares      Amount      Capital        Stage          Total
-----------                 ------        -----      ------        -------        -----

Common Stock Issuance       5,000,000    $ 500      $  -           $  -           $   500

Fair value of
 expenses contributed          -           -         1,315           -              1,315

Capital contribution 	       -	   -	     1,560           -              1,560

Net loss for the years ended:
 December 31, 1999             -           -           -             (535)           (535)
 December 31, 2000             -           -           -               -               -
 December 31, 2001             -           -           -              (38)	      (38)
 December 31, 2002             -           -           -             (132)           (132)
 December 31, 2003             -           -           -             (132)           (132)
 December 31, 2004             -           -           -             (144)           (144)
 December 31, 2005             -           -           -             (114)           (114)
 September 30, 2006            -           -           -             (780)           (780)
-----------                 ------        -----      ------          -----           -----
BALANCE AT
 September 30, 2006        5,000,000       500       $2,875         $(1,875)       $ 1,500
============               =========      =====      ======         ========       =======

                             See accompanying notes to financial statements
                                                  4

                                     NEW YORK NETWORKS, INC.
                          (FORMERLY CALIPER ACQUISITION CORPORATION)
                                 (A DEVELOPMENT STAGE COMPANY)
                                    STATEMENTS OF CASH FLOWS
                                           (Unaudited)
                                      --------------------
                                                                      For The Period
                                                                      From
                               January 1,         January 1,          March 24, 1999
                               2006 to            2005 to             (Inception) to
                               Sept 30, 2006      Sept 30, 2005       Sept 30, 2006
                              -----------         -----------         ------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:

Net loss                        $  (780)            $  (108)               $(1,875)
Adjustment to reconcile
 net loss to net cash used by
 operating activities

Contributed expenses                780                  -                  1,315
                                -------              ------              --------
 Net Cash Used In Operating
       Activities                    -                 (108)                (560)
                                -------              ------              ---------
CASH FLOWS FROM
   INVESTING ACTIVITIES              -                  -                    -
                                -------              ------              --------
CASH FLOWS FROM
   FINANCING ACTIVITIES:

 Proceeds from capital
      contributions                  -                  -                  1,560
 Proceeds from issuance of
      common stock                   -                   -                   500
                                -------              -------              --------
     Net Cash Provided By Financing
       Activities                    -                   -                 2,060
                                -------              -------              --------
(DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS               -                 (108)               1,500

CASH AND CASH  EQUIVALENTS
 - BEGINNING OF PERIOD            1,500                1,614                 --
                                -------               -------            --------
CASH AND CASH EQUIVALENTS
 - END OF PERIOD                $ 1,500               $1,506              $1,500
===============                 ========              =======            ========

                    See accompanying notes to financial statements

                              NEW YORK NETWORKS, INC.
                     (FORMERLY CALIPER ACQUISITION CORPORATION)
                           (A DEVELOPMENT STAGE COMPANY)
                           NOTES TO FINANCIAL STATEMENTS
                              AS OF September 30, 2006
                                   ---------------

NOTE 1     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)   Organization and Business Operations

On September 26, 2006, the Registrant (a development stage company) (the "Company") changed its name to New York Networks, Inc.
The Company was originally formed as Caliper Acquisition Corporation and changed its name to Injet Corporation on January 7, 2002.

The Company was incorporated in Delaware on March 24, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At September 30, 2006, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation. The Company's fiscal year end is December 31.


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

(D) Income Taxes

The Company accounts for income taxes under the Financial Accounting
Standards Board of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the years ended December 31, 2005 and 2004 and for the nine months ended September 30, 2006.


(E) Recent Accounting Pronouncements

FASB Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, issued in September 2006, establishes a formal framework for measuring fair value under GAAP. It defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements. Although SFAS No. 157 applies to and amends the provisions of existing FASB and AICPA pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards.
SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for: SFAS No. 123 (R), share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

The adoption of these pronouncements will not have a material effect on the Company's financial position or results of operations.

                                  6


                              NEW YORK NETWORKS, INC.
                     (FORMERLY CALIPER ACQUISITION CORPORATION)
                           (A DEVELOPMENT STAGE COMPANY)
                           NOTES TO FINANCIAL STATEMENTS
                              AS OF September 30, 2006
                                   ---------------


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

(C) Additional Paid-In Capital

Additional paid-in capital at September 30, 2006 represents $1,560 contributed to the Company by TPG in 2002 and the fair value of $1,315 for organizational costs and professional fees incurred by TPG on behalf of the Company (See Note 3).


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

NOTE 5   SUBSEQUENT EVENT

On October 30, 2006, New York Networks, Inc. (Nevada) took control of the Company and subsequently intends to transfer its assets and certain of its liabilities to the Company, which transfer will include an agreement to acquire the assets and certain liabilities of Mad Engine, a California based private apparel manufacturing company.

On October 30, 2006, such change in control was effected by the sale by the Company's then sole shareholder of 4,650,000 shares of the 5,000,000 outstanding shares of the Company's common stock to New York Networks, Inc. (Nevada).

Also on October 30, 2006, a new director was elected and a new officer of the Company was appointed and the resignation of the former officer and director was accepted. The Company filed a Report on Form 8-K on November 3, 2006 reporting these events.

                                    7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


     On September 26, 2006, the Company changed its name to New
York Networks, Inc. in anticipation of a change of control of the Company.

     On October 30, 2006, such change in control was effected by the sale by the Company's then sole shareholder of 4,650,000 shares of the 5,000,000 outstanding shares of the Company's common stock to New York Networks, Inc. (Nevada).

      Also on October 30, 2006, a new director was elected and a new officer of the Company was appointed and the resignation of the former officer and director was accepted. The Company filed a Report on Form 8-K on November 3, 2006 reporting these events.

     New York Networks, Inc. (Nevada) was formed to engage in the business of the acquisition, development and marketing of branded entertainment for families, parents, teens and children. New York Networks, Inc. (Nevada) intends to create an inventory of television programs, feature shows, films, websites and live entertainment events through a series of acquisitions, joint ventures and alliances. Under the New York Networks umbrella brand, programming content, events, consumer products and services will be marketed and distributed to consumers. New York Networks, Inc. (Nevada) and its licensees will market branded merchandise globally through a variety of distribution networks, including mass markets, specialty retailers, the company's own television programs, and the company's own websites. New
York Networks, Inc. (Nevada) currently has the rights to produce and distribute five in development children and teenage television shows and one children's book series on learning to read music.

     New York Networks, Inc. (Nevada) has entered into an agreement to acquire all the assets of Mad Engine, a California based apparel manufacturing company. Mad Engine primarily produces T-shirts, knit tops, jackets, pajamas and private labels with logos, pictures or brand names relating to cartoons or movie characters. Mad Engine has its own in-house art studio for the purpose of creating products using the latest art techniques. Mad Engine's current licensing partners include: Marvel Comics, Spiderman 3, the Fast and the Furious, Radio Days, West Coast Choppers, Monster Garage, Dooley and Friends, Speed Racer, Toyota and Mitsubishi.
Mad Engine makes products for adults, youth and juniors, and is one of the largest screen printing companies in Southern California.

     Mad Engine has customer relationships with over 6,000 retailers and distributors of all sizes. Customers are located throughout the United States, including California, Utah, Ohio, Tennessee, Washington, Connecticut, Pennsylvania and New York. Some examples of Mad Engine's customers include: Hot Topic, Anchor Blue, Urban Outfitters, Nordstrom, Federated, Bloomingdale's, Sears, Kohls, JC Penney, Wal-Mart, Target and KMart. Currently, Wal-Mart purchases a total of 44.42 percent of Mad Engine's merchandise, Wal-Mart Canada purchases a total of 12.31 percent, and JC Penney purchases a total of 10.10 percent.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)     Exhibits

     31   Certification of the Chief Executive Officer and Chief
                    Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32   Certification of the Chief Executive Officer and Chief
                    Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K

     The Company filed a Report on Form 8-K on October 20, 2006 reporting its change of name.

      The Company filed a Report on Form 8-K on October 30, 2006 reporting its change in control and election of new director and officer.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 NEW YORK NETWORKS, INC.

                                 By: /s/ Sadik A. Amato
                                            President

Dated:   November 14, 2006

     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     NAME                            OFFICE            DATE

Sadik A. Amato			Director           November 14, 2006